Form 10-K/A
period 2000-12-31
DLJ MORTGAGE ACCEPT CORP MORT PAS THR CER SE 2000-3 TRUST
filed 2002-07-11
CIK 1137110

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-39325-06

                         DLJ Mortgage Acceptance Corporation
                         Mortgage Pass-Through Certificates
                         Series 2000-3 Trust
        (Exact name of registrant as specified in its charter)



New York                           52-2267462
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 22, 2001, on behalf of DLJ Mortgage Acceptance Corporation Series 2000-3 Trust established pursuant to the Pooling and Servicing Agreement among DLJ Mortgage Acceptance Corp., as Depositor, PNC Mortgage Securities Corp., as Seller and Servicer, DLJ Mortgage Capital, Inc., as Seller, Calmco Servicing L.P., as Servicer and Special Servicer, Old Kent Mortgage Company, as Servicer and Wells Fargo Bank Minnesota, N.A., as Trustee, pursuant to which the DLJ Mortgage Acceptance Corporation Series 2000-3 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) Exhibits

              (99.1) Annual   Independent    Accountants'    Servicing   Reports
                     concerning servicing activities for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>

              (99.2) Report  of  Management   as  to  Compliance   with  Minimum
                     Servicing Standards for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>


              (99.3) Annual  Statements  of  Compliance  under the  Pooling  and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On November 8, 2000, December 11, 2000, and January 8, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

DLJ Mortgage Acceptance Corporation
Mortgage Pass-Through Certificates
Series 2000-3 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Trustee

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  June 25, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>


99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>


99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   PNC Mortgage Corporation  <F3>
                     b)   Calmco Servicing L.P.     <F1>
                     c)   Old Kent Mortgage Company <F1>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.



EX-99.1 (b)
Annual Independant Accountant's Servicing Report

KPMG  (LOGO)
111 Congress Avenue                        Telephone 512 320 5200
Suite 1100                                 Fax 512 320 5100
Austin, TX 78701

Independent Accountants' Report


General and Limited Partners
Calmco Servicing, L.P.

We have examined management's assertion about Calmco Servicing, L.P.'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2000. Management is responsible for Calmco Servicing, L.P.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Calmco Servicing L.P.'s compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Calmco Servicing, L.P.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Calmco Servicing, L.P.'s compliance with the minimum servicing standards.

In our opinion, management's assertion that Calmco Servicing, L.P. has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000, is fairly stated, in all material respects.

This report is intended solely for the information and use of the board of directors, management and others within the organization, investors in loans serviced by Calmco Servicing L.P.and applicable regulatory agencies and is not intended to be and should not be used by anyone other than these specified parties.

February 2, 2001



EX-99.1 (c)
Annual Independant Accountant's Servicing Report


ARTHURANDERSEN   (logo)

INDEPENDENT ACCOUNTANT'S REPORT

To the Shareholder and The Board of Directors of
Old Kent Mortgage Services, Inc.:

    We have examined management's assertion about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 included in the accompanying Management Representation Letter. Management is responsible for Old Kent Mortgage Services, Inc.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that Old Kent Mortgage Services, Inc. complied with the aforementioned minimum servicing standards and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

Chicago, Illinois
March 16, 2001



EX-99.2 (b)
Report of Management


9600 Great Hills Trail
Suite 200 W
Austin, TX 78759

512-349-8300
www.calmco.com

Report of Management

We, as members of management of Calmco Servicing, L.P. (the "Company") are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (the "USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the fiscal year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of December 31, 2000 and for the year then ended, the Company had in effect a fidelity bond an errors and omissions policy in the amount of $4,000,000.00

By_
Vice President - Finance




EX-99.2 (c)
Report of Management

OLD KENT   (logo)

Old Kent Mortgage Company
4420 44th Street SE, Suite B
Grand Rapids, MI 49S12-4011

As of and for the year ended December 31, 2000, Old Kent Mortgage Services, Inc. has complied with the minimum servicing standards set forth in the Mortgage Banking Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, OKMS had in effect a fidelity bond coverage and errors and omissions policy in the amount of $50,000,000 and $20,000.000. respectively.

Donald Britton                              Maijorie M. Dodd
President and CEO, OKMS                     Chief Financial Officer, OKMS

March 16,2001                               March 16, 2001




EX-99.3 (b)
Annual Statement of Compliance


Ca1mco Servicing L.P.   (logo)

Asset-Backed Notes,
Series 2000-3

Officer's Certificate

This Officer's Certificate is made with respect to Section 3.16 of the Pooling and Servicing Agreement, dated September 1, 2000, among DLJ Mortgage Acceptance Corp., as Depositor, PNC Mortgage Securities Corp., as Seller and Servicer, DLJ Mortgage Capital, Inc., as Seller, Calmco Servicing, L.P., as Servicer and Special Servicer, Old Kent Mortgage Company, as Servicer, and Wells Fargo Bank Minnesota, N.A., as Trustee (the "Servicing Agreement")

The undersigned, a duly appointed Senior Vice President of Calmco
Servicing L.P., a Delaware limited partnership (the "Servicer"), hereby certifies as follows:

1. A review of the activities of the Servicer during the preceeding calendar year and of the performance of the Servicer under the Servicing Agreement has been made under my supervision, and

2. To the best of my knowledge, based on said review, the Servicer has fulfilled all of its obligations under the Servicing Agreement throughout the year

IN WITNESS WHEREOF, I have hereunto signed my name this 31st day of May, 2001.

By:
Name: Ali Haralson
Title: Senior Vice President - Loan Servicing

Ca1mco Servicing, L.P.
DLJ ABS Trust Series 2000-3



EX-99.3 (c)
Annual Statement of Compliance


OLD KENT
Financial Services

May 3, 2001

Wells Fargo Bank Minnesota, NA
11000 Broken Land Parkway
Columbus, MD 21044-3562
Attn: Joan Clark, Trust Services

Re: Old Kent Mortgage Company as Servicer for DLJ ABS Trust Series 2000-3
    Officer's Certificate Supplement to the Year End Data Provided to Wells Fargo Bank

The undersigned officer certifies the following for the 2000 fiscal year:

    I have reviewed the activities of Old Kent Mortgage Company during the preceding calendar year, such activities being held under my supervision and in accordance to the Pooling and Servicing Agreement for DLJ ABS Trust Series 2000-3. To the best of my knowledge, and based on such review, Old Kent Mortgage Company has fulfilled all of our obligations under this Agreement. There have been no events of default I am aware of in the fulfillment of this Agreement.

William P. Garland
Executive Vice President


15050 Avenue of Science, Suite 101, San Diego, CA  92128-3418